Form 10-Q
period 2021-03-31
Virtuoso Acquisition Corp.
filed 2021-06-03
CIK 1822888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Virtuoso Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	001-39913	85-2749750
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

180 Post Road East
Westport, CT 06880

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (203) 227-1978

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Units, each consisting of one share of Class A Common Stock and one-half of one Redeemable Warrant	VOSOU	The Nasdaq Stock Market LLC

Class A Common Stock, par value $0.0001 per share	VOSO	The Nasdaq Stock Market LLC

Warrants, each exercisable for one share Class A Common Stock for $11.50 per share	VOSOW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒   No ☐

As of June 3, 2021, there were 23,000,000 shares of Class A common stock, $0.0001 par value per share, issued and outstanding, and 5,750,000 shares of Class B common stock, $0.0001 par value per share issued and outstanding.

VIRTUOSO ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

PART I. FINANCIAL STATEMENTS

VIRTUOSO ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2021 (Unaudited)	December 31, 2020
Assets
Current assets:
Cash	$977,297	$4,950
Prepaid expenses	575,034	—
Deferred offering costs	—	174,584
Total current assets	$1,552,331	$179,534
Marketable securities held in trust account	230,009,425	—
Total assets	231,561,756	179,534

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$85,298	$62,500
Franchise tax payable	50,000	—
Due to related party	23,226	—
Sponsor loans	—	92,766
Total current liabilities	158,524	155,266
Warrant liabilities	10,926,000	—
Deferred underwriting fee payable	8,050,000	—
Total liabilities	19,134,524	155,266

Commitments and Contingencies
Class A Common stock subject to possible redemption, 20,742,723 and 0 shares at redemption value, respectively	207,427,230	—

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,257,277 shares and 0 shares (excluding 20,742,723 and 0 shares subject to possible redemption) issued and outstanding at March 31, 2021 and December 31, 2020, respectively	226	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	575	575
Additional paid-in capital	1,823,586	24,425
Retained earnings (Accumulated deficit)	3,175,615	(732)
Total stockholders’ equity	5,000,002	24,268
Total liabilities and stockholders’ equity	$231,561,756	$179,534

The accompanying notes are an integral part of the unaudited condensed financial statements.

VIRTUOSO ACQUISITION CORP.
CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021
(UNAUDITED)

Formation and operating costs	$170,966
Loss from operations	(170,966)

Other income (expense)
Interest earned on marketable securities held in trust account	9,425
Change in fair value of warrant liabilities	3,867,000
Offering expenses allocated to warrant issuance	(529,112)
Total other income	3,347,313

Net income	$3,176,347

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	20,374,503
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	7,518,415
Basic and diluted net income per share, Non-redeemable common stock	$0.42

The accompanying notes are an integral part of the unaudited condensed financial statements.

VIRTUOSO ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021
(UNAUDITED)

	Common Stock				Additional	Retained	Total
	Class A		Class B		Paid-In	Earnings	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balance as of December 31, 2020	—	$—	5,750,000	$575	$24,425	$(732)	$24,268
Sale of Units in Initial Public Offering, less fair value of public warrants, net of offering expenses, plus excess of cash received over initial fair value of private warrants	23,000,000	2,300	—	—	209,224,317	—	209,226,617
Class A common stock subject to possible redemption	(20,742,723)	(2,074)	—	—	(207,425,156)	—	(207,427,230)
Net income	—	—	—	—	—	3,176,347	3,176,347
Balance as of March 31, 2021	2,257,277	$226	5,750,000	$575	$1,823,586	$3,175,615	$5,000,002

The accompanying notes are an integral part of the unaudited condensed financial statements.

VIRTUOSO ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021
(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$3,176,347
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on trust account	(9,425)
Change in fair value of warrant liabilities	(3,867,000)
Offering costs allocated to warrants	529,112
Changes in current assets and current liabilities:
Prepaid assets	(575,034)
Franchise tax payable	50,000
Due to related party	23,226
Accounts payable	85,298
Net cash used in operating activities	(587,476)

Cash Flows from Investing Activities:
Investment of cash into trust account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ discount	225,400,000
Proceeds from issuance of Private Placement Warrants	6,600,000
Repayment of promissory note to related party	(92,766)
Payments of offering costs	(347,411)
Net cash provided by financing activities	231,559,823

Net Change in Cash	972,347
Cash - Beginning	4,950
Cash - Ending	$977,297

Supplemental Disclosure of Non-cash Financing Activities:
Initial value of Class A common stock subject to possible redemption	$203,745,030
Initial value of warrant liabilities	$14,793,000
Change in value of Class A common stock subject to possible redemption	$3,682,200
Deferred underwriters’ discount payable charged to additional paid-in capital	$8,050,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

VIRTUOSO ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

Organization and General

Virtuoso Acquisition Corp. (the “Company”) was incorporated in Delaware on August 25, 2020. The Company, formerly known as Virtucon Acquisition Corp., filed a Certificate of Amendment to their Certificate of Incorporation on November 3, 2020 changing its name to Virtuoso Acquisition Corp. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). The Company has not selected any specific business combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any business combination target.  The Company has selected December 31 as its fiscal year end. The Company’s sponsor is Virtucon Sponsor LLC, a Delaware limited liability company (the “Sponsor”).

As of March 31, 2021, the Company had not yet commenced any operations. All activity through March 31, 2021, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

Financing

The registration statement for the Company’s IPO was declared effective on January 21, 2021 (the “Effective Date”). On January 26, 2021, the Company consummated the IPO of 23,000,000 units (the “Units” and, with respect to the common stock included in the Units being offered, the “public share”), at $10.00 per Unit, generating gross proceeds of $230,000,000, which is discussed in Note 4.

Simultaneously with the closing of the IPO, the Company consummated the sale of 6,600,000 warrants (the “Private Placement Warrant”), at a price of $1.00 per Private Placement Warrant, which is discussed in Note 5.

Transaction costs amounted to $13,109,495 consisting of $4,600,000 of underwriting fee, $8,050,000 of deferred underwriting fee and $459,495 of other offering costs. Of the total transaction cost $529,112 was expensed as non-operating expenses in the statement of operations with the remaining balance of $12,580,383 recorded as a component of stockholders’ equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A common stock.

Trust Account

Following the closing of the IPO on January 26, 2021, an amount of $230,000,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”) which is invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its tax obligations, the proceeds from the IPO and the sale of the private placement units will not be released from the trust account until the earliest of (a) the completion of the Company’s initial business combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, and (c) the redemption of the Company’s public shares if the Company is unable to complete the initial business combination within 24 months from the closing of the IPO, subject to applicable law. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

VIRTUOSO ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO, although substantially all of the net proceeds are intended to be generally applied toward consummating a business combination.

The Company’s business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (net of taxes payable) at the time of the signing an agreement to enter into a business combination. However, the Company will only complete a business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a business combination.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations).

The shares of common stock subject to redemption is recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a business combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon consummation of a business combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the business combination.

The Company will have 24 months from the closing of the IPO (with the ability to extend with stockholder approval) to consummate a business combination (the “Combination Period”). However, if the Company is unable to complete a business combination within the Combination Period, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company, divided by the number of then outstanding public shares, subject to applicable law and as further described in the registration statement, and then seek to dissolve and liquidate.

The Company’s Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with the completion of the initial business combination, (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation, and (iii) waive their rights to liquidating distributions from the trust account with respect to their founder shares and private placement shares if the Company fails to complete the initial business combination within the Combination Period.

VIRTUOSO ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked its Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether its Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Company’s Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that its Sponsor would be able to satisfy those obligations.

Going Concern Consideration

As of March 31, 2021, the Company had approximately $1.0 million in cash and working capital of approximately $1.4 million, which would be reduced by expenses incurred working on a business combination after the balance sheet date.

Until the consummation of a business combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the business combination. The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

VIRTUOSO ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Risks and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s financial position will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s financial position may be materially adversely affected. Additionally, the Company’s ability to complete an initial business combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial business combination in a timely manner. The Company’s ability to consummate an initial business combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn.

Note 2 – Restatement of Previously Issued Financial Statement as of January 26, 2021

The Company previously accounted for its outstanding Public Warrants and Private Placement Warrants (collectively the “Warrants”) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrants (the “Warrant Agreement”) includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the Warrant Agreement includes a provision that in the event of a tender offer or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of stock, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).

On April 12, 2021, the Staff of the SEC issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies.” In the statement, the SEC Staff, among other things, highlighted potential accounting implications of certain terms that are common in warrants issued in connection with the initial public offerings of special purpose acquisition companies such as the Company. As a result of the Staff statement and in light of evolving views as to certain provisions commonly included in warrants issued by special purpose acquisition companies, the Company re-evaluated the accounting for Public and Private Placement Warrants, collectively (“Warrants”) under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Since the Warrants meet the definition of a derivative under ASC 815-40, the Company has restated the financial statements to classify the Warrants as liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in the statement of operations at each reporting date.

The Company, after consultation with the Company’s management and the audit committee of the Company’s Board of Directors concluded that it is appropriate to restate the Company’s previously issued audited balance sheet as of January 26, 2021, as previously reported in its Form 8-K (the “Restatement”). The restated classification and reported values of the Warrants as accounted for under ASC 815-40 are included in the financial statements herein.

The following summarizes the effect of the Restatement on each financial statement line item as of the date of the Company’s consummation of its IPO.

As of January 26, 2021	As Reported	Adjustment	As Restated
Balance Sheet
Warrant Liabilities	$-	$14,793,000	$14,793,000
Total Liabilities	8,661,113	14,793,000	23,454,113
Shares Subject to Redemption	218,538,030	(14,793,000)	203,745,030
Class A Common Stock	115	148	263
Additional Paid in Capital	5,021,786	528,964	5,550,750
(Accumulated Deficit)	(22,473)	(529,112)	(551,585)

VIRTUOSO ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on January 26, 2021, as well as the Company’s Current Reports on Form 8-K. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

VIRTUOSO ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Use of Estimates

The preparation of condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2021 and December 31, 2020, the Company had no cash equivalents.

Marketable Securities Held in Trust Account

At March 31, 2021, the Trust Account had $230,009,425 held in primarily U.S. Treasury bills. During period January 1, 2021 to March 31, 2021, the Company did not withdraw any of interest income from the Trust Account to pay its tax obligations.

The Company classifies its United States Treasury securities as held-to-maturity in accordance with Financial Accounting Standards Board (FASB) ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “interest income” line item in the statements of operations. Interest income is recognized when earned. The carrying value, excluding gross unrealized losses and fair value of held to maturity securities on March 31, 2021 are as follows:

	Carrying Value as of March 31, 2020	Gross Unrealized Gains	Fair Value as of March 31, 2020
Cash	$73	$-	$73
U.S. Treasury Securities	230,009,352	16,964	230,026,316
	$230,009,425	$16,964	$230,026,389

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2021, the Company has not experienced losses on this account.

VIRTUOSO ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021, 20,742,723 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Income per Common Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” The Company’s statement of operations includes a presentation of income per share for common shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for class A Common stock subject to possible redemption is calculated by dividing the proportionate share of interest income on investments held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of shares of Common stock subject to possible redemption outstanding since original issuance. Net income per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income, adjusted for income on investments attributable to class A Common stock subject to possible redemption, by the weighted average number of shares of non-redeemable class A and B common stock outstanding for the period. Non-redeemable common stock includes Founder Shares class B common stock and non-redeemable shares of class A common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the interest income on investment securities based on non-redeemable shares’ proportionate interest.

The Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the period presented.

For the three Months Ended March 31, 2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest income on investments held in Trust Account	$8,500
Less: interest available to be withdrawn for payment of taxes	(8,500)
Net income allocable to Class A common stock subject to possible redemption	$—
Denominator: Weighted average Redeemable Class A Common Stock
Basic and diluted weighted average shares outstanding, Redeemable Class A Common Stock	20,374,503
Basic and diluted net earnings per share, Redeemable Class A Common Stock	$0.00
Non-Redeemable Class A and Class B Common Stock
Numerator: Net income minus redeemable net earnings
Net income	$3,176,347
Redeemable net earnings	—
Non-redeemable net income	$3,176,347
Denominator: Weighted average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding, Non-Redeemable Common Stock	7,518,415
Basic and diluted net income per share, Non-Redeemable Common Stock	$0.42

VIRTUOSO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs totaling $13,109,495, consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $459,495 of other offering costs are related to the Public Offering. Of the total offering costs, $529,112 was expensed as non-operating expenses in the statement of operations with the remaining balance of $12,580,383 recorded as a component of stockholders’ equity.

The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A common stock.

Warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company accounts for its 18,100,000 common stock warrants issued in connection with its Initial Public Offering (11,500,000) and Private Placement (6,600,000) as warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of March 31, 2021 used the observable market quote in the active market. The Company utilizes a Modified Black-Scholes model to value the Private Placement Warrants for the initial valuation and at March 31, 2021.

Fair Value of Financial Instruments

The Company applies ASC Topic 820, Fair Value Measurement (“ASC 820”), which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

The carrying amounts reflected in the balance sheet for cash, prepaid expenses and accounts payable and accrued expenses approximate fair value due to their short-term nature.

Level 1 – Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 – Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

VIRTUOSO ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s condensed financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Standards

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Note 4 — Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 23,000,000 Units, (at a price of $10.00 per Unit. Each Unit consists of one share of Class A Common Stock, par value $0.0001 per share one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A Common Stock at a price of $11.50 per share.

VIRTUOSO ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Warrants

Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial business combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s Sponsor or its affiliates, without taking into account any founder shares held by the Company’s Sponsor or its affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial business combination on the date of the consummation of the initial business combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below under “Redemption of warrants” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. The warrants will become exercisable on the later of 12 months from the closing of this offering or 30 days after the completion of its initial business combination, and will expire five years after the completion of the Company’s initial business combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current. No warrant will be exercisable and the Company will not be obligated to issue shares of Class A common stock upon exercise of a warrant unless Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the share of Class A common stock underlying such unit.

Once the warrants become exercisable, the Company may call the warrants for redemption for cash:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder (the “30-day redemption period”); and
●	if, and only if, the closing price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing once the warrants become exercisable and ending three business days before the Company sends to the notice of redemption to the warrant holders.

If the Company calls the warrants for redemption as described above, the management will have the option to require any holder that wishes to exercise its warrant to do so on a “cashless basis.” If the management takes advantage of this option, all holders of warrants would pay the exercise price by surrendering their warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

VIRTUOSO ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 5 — Private Placement Warrants

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 6,600,000 Private Placement Warrants at a price of $1.00 per warrant ($6,600,000 in the aggregate), each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from this offering to be held in the Trust Account..

The private placement warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees. If the private placement warrants are held by holders other than the Sponsor or its permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the units being sold in this offering.

The Company’s Sponsor has agreed to (i) waive its redemption rights with respect to its founder shares and public shares in connection with the completion of the Company’s initial business combination, (ii) waive its redemption rights with respect to its founder shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to offer redemption rights in connection with any proposed initial business combination or certain amendments to the Company’s charter prior thereto or to redeem 100% of the Company’s public shares if the Company does not complete its initial business combination within 24 months from the closing of this offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, (iii) waive its rights to liquidating distributions from the trust account with respect to its founder shares if the Company fails to complete its initial business combination within 24 months from the closing of this offering, and (iv) not sell any of its founder shares or public shares to the Company in any tender offer the Company undertakes in connection with a proposed initial business combination. In addition, the Company’s Sponsor has agreed to vote any founder shares held by them and any public shares purchased during or after this offering (including in open market and privately negotiated transactions) in favor of the Company’s initial business combination.

Note 6 — Related Party Transactions

Founder Shares

On August 28, 2020 the Sponsor purchased 3,450,000 shares of Class B common stock valued at $25,000, or approximately $0.007 per share, by paying certain deferred offering cost on behalf of the company. On December 28, 2020, the Company effected a dividend of 0.5 of a share of Class B common stock for each share of Class B common stock, resulting in 5,175,000 shares outstanding. On January 21, 2021, the Company effected a 1.1111 for 1 stock dividend for each share of Class B common stock outstanding, resulting in our Sponsor holding an aggregate of 5,750,000 founder shares including 750,000 Founder Shares that are subject to forfeiture for no consideration to the extent that the underwriter’s over-allotment option is not exercised in full or in part. On January 26, 2021, the underwriter exercised the full over-allotment option and therefore the 750,000 Founder Shares are no longer subject to forfeiture.

The Sponsor has agreed that, subject to certain limited exceptions, the Founder Shares will not be transferred, assigned, sold or released from escrow until the earlier of (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination. Notwithstanding the foregoing, if the last reported sale price of the shares of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, the converted Class A common stock will be released from the lock-up.

VIRTUOSO ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Promissory Note — Related Party

On September 2, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of this offering. This loan is non-interest bearing, unsecured and due on the earlier of (a) March 31, 2021 or (b) the closing of this offering. The loan was repaid in full at the IPO on January 26, 2021. As of March 31, 2021 and December 31, 2020, the balance in the promissory was $0 and $92,766, respectively.

Administrative Support Agreement

Commencing on January 21, 2021, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space and administrative support services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2021, the Company had incurred $23,226 of administrative support expense.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2021 and December 31, 2020, no working capital loans have been issued.

Note 7 — Commitments & Contingencies

Registration Rights

The holders of the founder shares, private placement warrants, and warrants that may be issued upon conversion of working capital loans will have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement to be signed prior to or on the effective date of this offering. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company.

VIRTUOSO ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Underwriters Agreement

On January 26, 2021, the Company paid a fixed underwriting discount of $0.20 per Unit, or $4,600,000 in the aggregate. Additionally, a deferred underwriting discount of $0.35 per Unit, or $8,050,000 in the aggregate, will be payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement.

Note 8 — Stockholder’s Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At March 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 each. At March 31, 2021 and December 31, 2020, there were 2,257,277 and 0 shares issued and outstanding (excluding 20,742,723 and 0 shares subject to possible redemption), respectively

Class B Common Stock — The Company is authorized to issue a total of 10,000,000 shares of Class B common stock at par value of $0.0001 each. At March 31, 2021 and December 31, 2020, there were 5,750,000 shares of Class B common stock issued or outstanding.

The Company’s initial stockholders have agreed not to transfer, assign or sell their founder shares until the earlier to occur of (A) one year after the completion of the Company’s initial business combination or (B) subsequent to the Company’s initial business combination, (x) if the last reported sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial business combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of its stockholders having the right to exchange their shares of common stock for cash, securities or other property.

The shares of Class B common stock will automatically convert into shares of the Company’s Class A common stock at the time of its initial business combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in this prospectus and related to the closing of the initial business combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of this offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination and any private placement-equivalent warrants issued to the Sponsor or its affiliates upon conversion of loans made to the Company).

Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders, with each share of common stock entitling the holder to one vote.

VIRTUOSO ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 9 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Description

Warrant liabilities – Public warrants	$6,900,000	$6,900,000	$-	$-
Warrant liabilities – Private warrants	4,026,000		-	4,026,000
Total	$10,926,000	$6,900,000	$-	$4,026,000

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of March 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market.

The Company utilizes a Modified Black-Scholes model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the Private Placement warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

There were no transfers between Levels 1, 2 or 3 during the quarter ended March 31, 2021, other than the transfer of Public warrants liabilities from Level 3 to Level 1

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our liabilities classified as Level 3:

Warrant Liability
Fair value at December 31, 2020	$-
Initial value of public and private warrant liabilities	14,793,000
Public warrants reclassified to level 1	(6,900,000)
Change in fair value	(3,867,000)
Fair Value at March 31, 2021	$4,026,000

VIRTUOSO ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements:

	At January 26, 2021 (Initial Measurement)	At March 31, 2021
Stock price	$9.59	$9.67
Strike price	$11.50	$11.50
Term (in years)	6.53	6.34
Volatility	14.7%	12.8%
Risk-free rate	0.71%	1.24%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of warrant liabilities:

	Public	Private Placement	Warrant Liabilities

Fair value as of December 31, 2020	$—	$—	$—
Fair value at issuance on January 26, 2021	9,315,000	5,478,000	14,793,000
Change in fair value	(2,415,000)	(1,452,000)	(3,867,000)
Fair value as of March 31, 2021	$6,900,000	$4,026,000	$10,926,000

Note 11 — Subsequent Events

Pending Merger

On May 28, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Wejo Group Limited, a company incorporated under the laws of Bermuda (the “Wejo Group”), Yellowstone Merger Sub, Inc., a Delaware corporation and direct, wholly-owned Subsidiary of the Company (“Merger Sub”), Wejo Bermuda Limited, a Bermuda private company limited by shares, (“Limited”), and Wejo Limited, a private limited company incorporated under the laws of England and Wales (“Wejo”). Pursuant to the Merger Agreement, the parties thereto will enter into a business combination transaction (the “Business Combination”) pursuant to which, among other things, (i) Merger Sub will merge with and into the Company, with the Company being the surviving corporation in the merger and a direct, wholly-owned subsidiary of the Wejo Group (the “Merger”, and together with the transactions contemplated by the Merger Agreement and the other related agreements entered into in connection therewith, the “Transactions”); and (ii) all Wejo shares will be purchased by the Wejo Group in exchange for common shares of the Wejo Group, par value $0.001 (the “Wejo Group Common Shares”). The proposed Business Combination is expected to be consummated after the required approval by the stockholders of the Company and the satisfaction of certain other conditions.

Consummation of the Business Combination is subject to customary conditions, representations, warranties and covenants in the Merger Agreement, including, among others, approval by our stockholders, the effectiveness of a registration statement to be filed with the Securities and Exchange Commission (the “SEC”) in connection with the Business Combination, and other customary closing conditions, including the receipt of certain regulatory approvals. The Business Combination is expected to close in the third quarter of 2021.

In connection with the execution of the Merger Agreement, the Company and Wejo Group entered into certain subscription agreements (the “Subscription Agreements”) with certain investors (the “PIPE Investors”) pursuant to which, Wejo Group has agreed to issue and sell to the PIPE Investors, in the aggregate, $100,000,000 of Wejo Group Common Shares (the “PIPE Investment”) at a purchase price of $10.00 per share. Additional strategic investors have expressed interest in participating in the PIPE for up to an incremental $25 million by June 27, 2021 and are in continuing negotiations with the parties. The closing of the PIPE Investment is conditioned on all conditions set forth in the Merger Agreement having been satisfied or waived and other customary closing conditions, and it is expected that the Transactions will be consummated immediately following the closing of the PIPE Investment. The Subscription Agreements will terminate upon the earliest to occur of (i) the termination of the Merger Agreement, (ii) the mutual written agreement of the parties thereto, (iii) Wejo Group’s notification to the PIPE Investor in writing that it has abandoned its plans to move forward with the Transactions and/or terminates the PIPE Investor’s obligation’s with respect to the subscription without the delivery of shares having occurred, (iv) if conditions to the closing are not satisfied at or are not capable of being satisfied on or prior to closing and the transactions contemplated by the subscription agreement are not consummated at closing, or (v) the closing has not occurred by March 31, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

The forward-looking statements with respect to the Transactions (as defined below) and the PIPE Investment (as defined below) involve significant risks and uncertainties that could cause the actual results to differ materially, and potentially adversely, from those expressed or implied in the forward-looking statements. Most of these factors are outside the Company’s and Wejo’s (as defined below) control and are difficult to predict. Factors that may cause such differences include, but are not limited to: (i) the occurrence of any event, change, or other circumstances that could give rise to the termination of the Merger Agreement (as defined below); (ii) the outcome of any legal proceedings that may be instituted against the Company and/or Wejo following the announcement of the Merger Agreement and the transactions contemplated therein; (iii) the inability to complete the proposed business combination, including due to failure to obtain approval of the stockholders of the Company, certain regulatory approvals, or the satisfaction of other conditions to closing in the Merger Agreement; (iv) the occurrence of any event, change, or other circumstance that could give rise to the termination of the Merger Agreement or could otherwise cause the transaction to fail to close; (v) the impact of the COVID-19 pandemic on Wejo’s business and/or the ability of the parties to complete the proposed business combination; (vi) the inability to obtain or maintain the listing of Wejo Group’s (as defined below) common shares on the Nasdaq following the proposed business combination; (vii) the risk that the proposed business combination disrupts current plans and operations as a result of the announcement and consummation of the proposed business combination; (viii) the ability to recognize the anticipated benefits of the proposed business combination, which may be affected by, among other things, competition, the ability of Wejo to grow and manage growth profitably, and retain its key employees; (ix) costs related to the proposed business combination; (x) changes in applicable laws or regulations; and (xi) the possibility that Wejo, Wejo Group or the Company may be adversely affected by other economic, business, and/or competitive factors. The foregoing list of factors is not exclusive. Additional information concerning certain of these and other risk factors is contained in the Company’s most recent filings with the SEC and will be contained in the Form S-4, including the proxy statement/prospectus expected to be filed in connection with the proposed business combination. All subsequent written and oral forward-looking statements concerning Wejo, Wejo Group or the Company, the transactions described herein or other matters and attributable to the Company or any person acting on their behalf are expressly qualified in their entirety by the cautionary statements above. Readers are cautioned not to place undue reliance upon any forward-looking statements, which speak only as of the date made. Each of Wejo, Wejo Group and the Company expressly disclaims any obligations or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in their expectations with respect thereto or any change in events, conditions, or circumstances on which any statement is based, except as required by law.

Financing

The registration statement for the Company’s IPO was declared effective on January 21, 2021 (the “Effective Date”). On January 26, 2021, the Company consummated the IPO of 23,000,000 units (the “Units” and, with respect to the common stock included in the Units being offered, the “public share”), at $10.00 per Unit, generating gross proceeds of $230,000,000, which is discussed in Note 4.

Simultaneously with the closing of the IPO, the Company consummated the sale of 6,600,000 warrants (the “Private Placement Warrant”), at a price of $1.00 per Private Placement Warrant, which is discussed in Note 5.

Transaction costs amounted to $13,109,495 consisting of $4,600,000 of underwriting fee, $8,050,000 of deferred underwriting fee and $459,495 of other offering costs. Of the total transaction cost $529,112 was expensed as non-operating expenses in the statement of operations with the remaining balance of $12,580,383 recorded as a component of stockholders’ equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A common stock.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for our initial public offering and identifying a target company for our initial business combination. We do not expect to generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended, we had a net income of $3,176,347. We incurred $170,966 of formation and operating costs consisting mostly of general and administrative expenses. We had investment income of $9,425 on our amounts held in Trust.

As a result of the restatement described in Note 2 to the condensed financial statements included herein, we classify the warrants issued in connection with our initial public offering and private placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. As part of the reclassification to warrant liability, we reclassed a portion of the offering costs associated with the IPO originally charged to stockholders’ equity, to an expense in the statement of operations in the amount of $529,112 based on a relative fair value basis. For the three months ended March 31, 2021, the change in fair value of warrants was a decrease in the liability of $3,867,000.

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $1.0 million in cash and working capital of approximately $1.4 million, which would be reduced by expenses incurred working on a business combination after the balance sheet date.

Until the consummation of a business combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the business combination.

The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Pending Merger

On May 28, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Wejo Group Limited, a company incorporated under the laws of Bermuda (the “Wejo Group”), Yellowstone Merger Sub, Inc., a Delaware corporation and direct, wholly-owned Subsidiary of the Company (“Merger Sub”), Wejo Bermuda Limited, a Bermuda private company limited by shares, (“Limited”), and Wejo Limited, a private limited company incorporated under the laws of England and Wales (“Wejo”). Pursuant to the Merger Agreement, the parties thereto will enter into a business combination transaction (the “Business Combination”) pursuant to which, among other things, (i) Merger Sub will merge with and into the Company, with the Company being the surviving corporation in the merger and a direct, wholly-owned subsidiary of the Wejo Group (the “Merger”, and together with the transactions contemplated by the Merger Agreement and the other related agreements entered into in connection therewith, the “Transactions”); and (ii) all Wejo shares will be purchased by the Wejo Group in exchange for common shares of the Wejo Group, par value $0.001 (the “Wejo Group Common Shares”). The proposed Business Combination is expected to be consummated after the required approval by the stockholders of the Company and the satisfaction of certain other conditions.

Consummation of the Business Combination is subject to customary conditions, representations, warranties and covenants in the Merger Agreement, including, among others, approval by our stockholders, the effectiveness of a registration statement to be filed with the Securities and Exchange Commission (the “SEC”) in connection with the Business Combination, and other customary closing conditions, including the receipt of certain regulatory approvals. The Business Combination is expected to close in the third quarter of 2021.

In connection with the execution of the Merger Agreement, the Company and Wejo Group entered into certain subscription agreements (the “Subscription Agreements”) with certain investors (the “PIPE Investors”) pursuant to which, Wejo Group has agreed to issue and sell to the PIPE Investors, in the aggregate, $100,000,000 of Wejo Group Common Shares (the “PIPE Investment”) at a purchase price of $10.00 per share. Additional strategic investors have expressed interest in participating in the PIPE for up to an incremental $25 million by June 27, 2021 and are in continuing negotiations with the parties. The closing of the PIPE Investment is conditioned on all conditions set forth in the Merger Agreement having been satisfied or waived and other customary closing conditions, and it is expected that the Transactions will be consummated immediately following the closing of the PIPE Investment. The Subscription Agreements will terminate upon the earliest to occur of (i) the termination of the Merger Agreement, (ii) the mutual written agreement of the parties thereto, (iii) Wejo Group’s notification to the PIPE Investor in writing that it has abandoned its plans to move forward with the Transactions and/or terminates the PIPE Investor’s obligation’s with respect to the subscription without the delivery of shares having occurred, (iv) if conditions to the closing are not satisfied at or are not capable of being satisfied on or prior to closing and the transactions contemplated by the subscription agreement are not consummated at closing or (v) the closing has not occurred by March 31, 2022.

Copies of the Merger Agreement and Subscription Agreement are filed with the SEC as exhibits 2.1 and 10.1, respectively, to the Company’s Current Report on form 8-K filed with the SEC on May 28, 2021, and the foregoing descriptions of the Merger Agreement and Subscription Agreements are qualified in their entirety by reference thereto.

In connection with the proposed business combination, a registration statement on Form S-4 is expected to be filed by the Company with the SEC. The Form S-4 will include preliminary and definitive proxy statements to be distributed to holders of the Company’s common stock in connection with the Company’s solicitation for proxies for the vote by the Company’s stockholders in connection with the proposed business combination and other matters as described in the Form S-4, as well as a prospectus of Wejo Group relating to the offer of the securities to be issued in connection with the completion of the business combination. Wejo, Wejo Group and the Company urge investors, stockholders and other interested persons to read, when available, the Form S-4, including the proxy statement/prospectus incorporated by reference therein, as well as other documents filed with U.S. Securities and Exchange Commission (the “SEC”) in connection with the proposed business combination, as these materials will contain important information about Wejo, the Company, and the proposed business combination. Such persons can also read the Company’s final prospectus dated January 21, 2021 (SEC File No. 333-251781), for a description of the security holdings of the Company’s officers and directors and their respective interests as security holders in the consummation of the proposed business combination. After the Form S-4 has been filed and declared effective, the definitive proxy statement/prospectus will be mailed to the Company’s stockholders as of a record date to be established for voting on the proposed business combination. Stockholders will also be able to obtain copies of such documents, without charge, once available, at the SEC’s website at www.sec.gov, or by directing a request to: Virtuoso Acquisition Corp., 180 Post Road East, Westport, CT 06880, or (203) 227-1978. These documents, once available, can also be obtained, without charge, at the SEC’s web site (http://www.sec.gov).

Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

We issued an aggregate of 18,100,000 warrants in connection with our initial public offering and private placement, which, as a result of the restatement described in Note 2 “Restatement of Previously Issued Financial Statements” to the condensed financial statements included herein, are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrants as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of March 31, 2021 used the observable market quote in the active market. The Company utilizes a Modified Black-Scholes model to value the Private Placement Warrants for the initial valuation and at March 31, 2021.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, due solely to the material weakness we have identified in our internal control over financial reporting described below, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. We became aware of the need to change the classification of our warrants when the SEC issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” on April 12, 2021. As a result, our principal executive officer and principal financial concluded that there was a material weakness in internal control over financial reporting as of March 31, 2021. In light of the material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements in this Quarterly Report on Form 10-Q were prepared in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

Remediation Plan

As a newly created organization, we are currently in the process of implementing our financial reporting processes and will incorporate enhanced communication and documentation procedures between our operations team and the individuals responsible for preparation of financial statements. These controls are expected to include the implementation of additional supervision and review activities by qualified personnel, and the development and use of checklists and research tools to assist in compliance with GAAP. We intend to complete the enhancement of our financial reporting processes during fiscal year 2021. The process of designing and implementing an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments. Additionally, we must expend resources to maintain a financial reporting system that is adequate to satisfy our reporting obligations. As we continue to evaluate and take actions to improve our internal control over financial reporting, we may determine to take additional actions to address control deficiencies or determine to modify certain of the remediation measures described above. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weakness we have identified or avoid potential future material weaknesses.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Our proposed acquisition by Wejo is subject to various closing conditions, including regulatory and stockholder approvals as well as other uncertainties, and there can be no assurances as to whether and when it may be completed.

On May 28, 2021, the Company entered into the Merger Agreement. Pursuant to the Merger Agreement, the parties thereto will enter into the Transactions and (ii) all Wejo shares will be purchased by the Wejo Group in exchange for the Wejo Group Common Shares. The proposed Transactions are expected to be consummated after the required approval by the stockholders of the Company and the satisfaction of certain other conditions.

Completion of the Business Combination is subject to customary closing conditions, and it is possible that such conditions may prevent, delay or otherwise materially adversely affect the completion of the Transactions.

We can provide no assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, if all required consents and approvals are obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such consents and approvals or the timing of the completion of the Transactions. Many of the conditions to completion of the Transactions are not within either our or Wejo’s control, and neither company can predict when or if these conditions will be satisfied (or waived, if applicable). Any delay in completing the Transactions could cause us not to realize some or all of the benefits that we expect to achieve if the Transactions are successfully completed within their expected timeframe.

Failure to complete the Transactions could negatively impact our stock price and future business and financial results.

If the Transactions are not completed for any reason, including as a result of our stockholders or Wejo’s shareholders failing to adopt the Transactions, we will remain an independent public company. Our ongoing business may be materially and adversely affected and we would be subject to a number of risks, including the following:

●	we may experience negative reactions from the financial markets, including negative impacts on trading prices of our common stock;

●	the Merger Agreement places certain restrictions on the conduct of our business prior to completion of the Merger, and such restrictions, the waiver of which is subject to the consent of Wejo, may prevent us from making certain acquisitions, entering into or amending certain contracts or taking certain other specified actions during the pendency of the Merger that we could have made, taken or pursued if these restrictions were not in place; and

●	matters relating to the Merger will require substantial commitments of time and resources by our management and the expenditure of significant funds in the form of fees and expenses, which would otherwise have been devoted to other opportunities that we could have pursued.

In addition, we could be subject to litigation related to any failure to complete the Merger or related to any proceeding to specifically enforce our performance obligations under the Merger Agreement.

If any of these risks materialize, they may materially and adversely affect our business, financial condition, financial results and stock prices.

Our warrants are accounted for as liabilities and changes in the value of our warrants could have a material effect on our financial results or may make it more difficult for us to consummate an initial business combination.

On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a public statement (the “SEC Staff Statement”) entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)”. In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to warrants issued by SPACs may require the warrants to be classified as liabilities instead of equity on the SPAC’s balance sheet. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our 11,500,000 Public Warrants and 6,000,000 Private Placement Warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value reported in our statement of operations for each reporting period.

As a result, included on our balance sheet as of March 31, 2021 contained elsewhere in this report are derivative liabilities related to embedded features contained within our warrants. ASC 815-40 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

In addition, should the Transactions not be completed for any reason and should we have to seek another potential target, such potential targets may seek a business combination partner that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial Business Combination with another target business.

We identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management also evaluates the effectiveness of our internal controls and we will disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this report, we identified a material weakness in our internal control over financial reporting related to the classification of our warrants as equity instead of liabilities. The management concluded that the control deficiency that resulted in the incorrect classification of our warrants constituted a material weakness as of January 26, 2021. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the period as of January 26, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Use of Proceeds

On January 26, 2021, we consummated our initial public offering of 23,000,000 units, including 3,000,000 units issued pursuant to the exercise of the underwriters’ over-allotment option in full. Each unit consists of one share of Class A common stock, par value $0.0001 per share, and one-half of one redeemable warrant, with each whole warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $230,000,000. On January 26, 2021, simultaneously with the consummation of our initial public offering, we completed the private sale of an aggregate of 6,600,000 warrants at a purchase price of $1.00 per private placement warrant, to Virtuoso Sponsor LLC (“Sponsor”), generating gross proceeds of $6,600,000.

Following the closing of our initial public offering on January 26, 2021, a total of $230,000,000 comprised of $225,400,000 of the net proceeds from the IPO and $4,600,000 consisting of a portion of the proceeds of the sale of the Private Placement Warrants, was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act, as amended.

There has been no material change in the planned use of the proceeds from our initial public offering and the private placement as is described in the Company’s final prospectus related to our initial public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated January 21, 2021 by and between the Company, BTIG LLC, and Moelis & Company LLC., as representatives of the several underwriters (1)
2.1	Merger Agreement (3)
3.1	Amended and Restated Certificate of Incorporation.(2)
3.2	Bylaws. (1)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A Common Stock Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement dated January 21, 2021 between Continental Stock Transfer & Trust Company and the Company. (1)
10.1	Letter Agreement, dated January 21, 2021, by and among the Company, its officers, its directors, and the Sponsor. (1)
10.2	Investment Management Trust Agreement, dated January 21, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.3	Registration Rights Agreement, dated January 21, 2021, by and between the Company, the Sponsor and certain security holders. (1)
10.4	Private Placement Warrants Purchase Agreement, dated January 21, 2021, by and between the Company and the Sponsor. (1)
10.5	Form of Indemnification Agreement (2)
10.6	Promissory Note issued to Sponsor (2)
10.7	Securities Subscription Agreement between the Company and the Sponsor. (2)
10.8	Subscription Agreement(3)
10.9	Sponsor Agreement(3)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 27, 2021.
(2)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on January 11, 2021, as amended.
(3)	Incorporated by reference to the Company’s 8-k, filed with the SEC on May 28, 2021.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: June 3, 2021	VIRTUOSO ACQUISITION CORP.

	By:	/s/ Jeffrey D. Warshaw
Jeffrey D. Warshaw
Chief Executive Officer
(Principal Executive Officer)

Dated: June 3, 2021	By:	/s/ Michael O. Driscoll
Michael O. Driscoll
Chief Financial Officer
(Principal Financial and Accounting Officer)