Form 10-Q
period 2021-06-30
Virtuoso Acquisition Corp.
filed 2021-08-17
CIK 1822888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 10, 2021, there were 23,000,000 shares of Class A common stock, $0.0001 par value per share, issued and outstanding, and 5,750,000 shares of Class B common stock, $0.0001 par value per share issued and outstanding.

VIRTUOSO ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I. FINANCIAL STATEMENTS

VIRTUOSO ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021 (Unaudited)	December 31, 2020
Assets
Current assets:
Cash	$745,856	$4,950
Prepaid expenses	327,354	-
Deferred offering costs	-	174,584
Total current assets	$1,073,210	$179,534
Prepaid expenses – Non-current	155,205	-
Marketable securities held in trust account	230,031,963	-
Total assets	$231,260,378	$179,534

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$104,869	$62,500
Franchise tax payable	100,000	-
Due to related party	53,226	-
Sponsor loans	-	92,766
Total current liabilities	258,095	155,266
Warrant liabilities	31,413,000	-
Deferred underwriting fee payable	8,050,000	-
Total liabilities	39,721,095	155,266

Commitments and Contingencies
Class A Common stock subject to possible redemption, 18,653,928 and 0 shares at redemption value at June 30, 2021 and December 31, 2020, respectively	186,539,280	-

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 4,346,072 shares and 0 shares (excluding 18,653,928 and 0 shares subject to possible redemption) issued and outstanding at June 30, 2021 and December 31, 2020, respectively	435	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	575	575
Additional paid-in capital	22,711,327	24,425
Accumulated deficit	(17,712,334)	(732)
Total stockholders’ equity	5,000,003	24,268
Total liabilities and stockholders’ equity	$231,260,378	$179,534

The accompanying notes are an integral part of the unaudited condensed financial statements.

VIRTUOSO ACQUISITION CORP.

 CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED	SIX MONTHS ENDED
	JUNE 30, 2021	JUNE 30, 2021

Formation and operating costs	423,487	$594,453
Loss from operations	(423,487)	(594,453)

Other income/(expense):
Interest earned on marketable securities held in trust account	22,538	31,963
Offering expenses related to warrant issuance	-	(529,112)
Change in fair value of warrant liabilities	(20,487,000)	(16,620,000)
Total other expense	(20,464,462)	(17,117,149)

Net loss	(20,887,949)	(17,711,602)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	20,742,723	17,745,472
Basic and diluted net loss per share, Class A common stock subject to possible redemption	0.00	$0.00
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	8,007,277	7,827,732
Basic and diluted net loss per share, Non-redeemable common stock	(2.61)	$(2.26)

The accompanying notes are an integral part of the unaudited condensed financial statements.

VIRTUOSO ACQUISITION CORP.

 CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Common Stock				Additional	Retained Earnings	Total
	Class A		Class B		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance as of December 31, 2020	-	$-	5,750,000	$575	$24,425	$(732)	$24,268
Sale of Units in Initial Public Offering, less fair value of public warrants, net of offering expenses, plus excess of cash received over initial fair value of private warrants	23,000,000	2,300	-	-	209,224,317	-	209,226,617
Class A common stock subject to possible redemption	(20,742,723)	(2,074)	-	-	(207,425,156)	-	(207,427,230)
Net income	-	-	-	-	-	3,176,347	3,176,347
Balance as of March 31, 2021	2,257,277	$226	5,750,000	$575	$1,823,586	$3,175,615	$5,000,002
Class A common stock subject to possible redemption	2,088,795	209	-	-	20,887,741	-	20,887,950
Net loss	-	-	-	-	-	(20,887,949)	(20,887,949)
Balance as of June 30, 2021	4,346,072	$435	5,750,000	$575	$22,711,327	$(17,712,334)	$5,000,003

The accompanying notes are an integral part of the unaudited condensed financial statements.

VIRTUOSO ACQUISITION CORP.

 CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(17,711,602)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on trust account	(31,963)
Change in fair value of warrant liabilities	16,620,000
Offering costs allocated to warrants	529,112
Changes in current assets and current liabilities:
Prepaid expenses	(482,559)
Franchise tax payable	100,000
Due to related party	53,226
Accounts payable	104,869
Net cash used in operating activities	(818,917)

Cash Flows from Investing Activities:
Investment of cash into trust account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ discount	225,400,000
Proceeds from issuance of Private Placement Warrants	6,600,000
Repayment of promissory note to related party	(92,766)
Payments of offering costs	(347,411)
Net cash provided by financing activities	231,559,823

Net Change in Cash	740,906
Cash - Beginning	4,950
Cash - Ending	$745,856

Supplemental Disclosure of Non-cash Financing Activities:
Initial value of Class A common stock subject to possible redemption	$203,745,030
Initial value of warrant liabilities	$14,793,000
Change in value of Class A common stock subject to possible redemption	$(17,205,750)
Deferred underwriters’ discount payable charged to additional paid-in capital	$8,050,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

VIRTUOSO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Organization and Business Operations

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

As of June 30, 2021, the Company had not yet commenced any operations. All activity through June 30, 2021, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Transaction costs amounted to $13,109,495 consisting of $4,600,000 of underwriting fee, $8,050,000 of deferred underwriting fee and $459,495 of other offering costs. Of the total transaction cost $529,112 was expensed as non-operating expenses in the condensed statement of operations with the remaining balance of $12,580,383 recorded as a component of stockholders’ equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A common stock.

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

VIRTUOSO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Going Concern Consideration

As of June 30, 2021, the Company had approximately $0.75 million in cash and working capital of approximately $0.82 million, which would be reduced by expenses incurred working on a business combination after the balance sheet date.

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

VIRTUOSO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 2 - Significant Accounting Policies

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on January 26, 2021, as well as the Company’s Current Reports on Form 8-K. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2021 and December 31, 2020, the Company had no cash equivalents.

VIRTUOSO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Marketable Securities Held in Trust Account

At June 30, 2021, the Trust Account had $230,031,963 held in money market funds that invest in U.S. government securities and generally have a readily determinable fair value. The Company’s investments in money market funds are presented on the unaudited condensed balance sheet at fair value at the end of each reporting period Gains and losses resulting from the change in fair value of these money market funds is included in income from marketable securities held in the Trust Account in the accompanying unaudited condensed statement of operations. At June 30, 2021, the carrying value and fair value were the same.

At other times, the Company may hold U.S Treasury bills with a maturity of 185 days or less. The Company classifies its United States Treasury securities as held-to-maturity in accordance with Financial Accounting Standards Board (FASB) ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

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

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “interest income” line item in the statements of operations. Interest income is recognized when earned. The Company held no U.S Treasury Securities at June 30, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2021, the Company has not experienced losses on this account.

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 18,653,928 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

VIRTUOSO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

The Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the period presented.

	Three months ended June 30, 2021	Six months ended June 30, 2021
Redeemable Class A common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest earned on marketable securities held in Trust Account	$20,326	$24,661
Less: interest available to be withdrawn for payment of taxes	(20,326)	(24,661)
Net income allocatable to Redeemable Class A Common Stock	$-	$-
Denominator: Weighted average Redeemable Class A Common Stock
Basic and diluted weighted average shares outstanding, Redeemable Class A Common Stock	20,742,723	17,745,472
Basic and diluted net income per share, Redeemable Class A Common Stock	$0.00	$0.00

Non-Redeemable Class A and Class B Common Stock
Numerator: Net income (loss) minus redeemable net earnings
Net Loss	$(20,887,949)	$(17,711,602)
Redeemable net earnings	-	-
Non-Redeemable Net Loss	$(20,887,949)	$(17,711,602)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding, Non-Redeemable Common Stock	8,007,277	7,827,732
Basic and diluted net loss per share, Non-Redeemable Common Stock	$(2.61)	$(2.26)

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs totaling $13,109,495, consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $459,495 of other offering costs are related to the Public Offering. Of the total offering costs, $529,112 was expensed as non-operating expenses in the condensed statement of operations with the remaining balance of $12,580,383 recorded as a component of stockholders’ equity.

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

The Company accounts for its 18,100,000 common stock warrants issued in connection with its Initial Public Offering (11,500,000) and Private Placement (6,600,000) as warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of June 30, 2021 used the observable market quote in the active market. The Company utilizes a Modified Black-Scholes model to value the Private Placement Warrants for the initial valuation and at June 30, 2021.

VIRTUOSO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Level 1 - Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 - Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Note 3 - Initial Public Offering

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

VIRTUOSO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 4 - Private Placement Warrants

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 6,600,000 Private Placement Warrants at a price of $1.00 per warrant ($6,600,000 in the aggregate), each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from this offering to be held in the Trust Account.

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

Note 5 - Related Party Transactions

Founder Shares

On August 28, 2020 the Sponsor purchased 3,450,000 shares of Class B common stock (the “Founder Shares”) valued at $25,000, or approximately $0.007 per share, by paying certain deferred offering cost on behalf of the company. On December 28, 2020, the Company effected a dividend of 0.5 of a share of Class B common stock for each Founder Share of Class B common stock, resulting in 5,175,000 shares outstanding. On January 21, 2021, the Company effected a 1.1111 for 1 stock dividend for each Founder Share of Class B common stock outstanding, resulting in our Sponsor holding an aggregate of 5,750,000 founder shares including 750,000 Founder Shares that are subject to forfeiture for no consideration to the extent that the underwriter’s over-allotment option is not exercised in full or in part. On January 26, 2021, the underwriter exercised the full over-allotment option and therefore the 750,000 Founder Shares are no longer subject to forfeiture.

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

VIRTUOSO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Promissory Note - Related Party

On September 2, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of this offering. This loan is non-interest bearing, unsecured and due on the earlier of (a) March 31, 2021 or (b) the closing of this offering. The loan was repaid in full at the IPO on January 26, 2021. As of June 30, 2021 and December 31, 2020, the balance in the promissory was $0 and $92,766, respectively.

Administrative Support Agreement

Commencing on January 21, 2021, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space and administrative support services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2021, the Company had incurred and recorded $30,000 and $53,226, respectively, of administrative support expense, which is accrued as payable to the Sponsor.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, no working capital loans have been issued.

Note 6 - Commitments & Contingencies

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

Note 7 - Stockholder’s Equity

Preferred Stock - The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At June 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 each. At June 30, 2021 and December 31, 2020, there were 4,346,072 and 0 shares issued and outstanding (excluding 18,653,928 and 0 shares subject to possible redemption), respectively.

Class B Common Stock - The Company is authorized to issue a total of 10,000,000 shares of Class B common stock at par value of $0.0001 each. At June 30, 2021 and December 31, 2020, there were 5,750,000 shares of Class B common stock issued or outstanding.

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

VIRTUOSO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 8 - Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Description

Warrant liabilities - Public warrants	$19,665,000	$19,665,000	$-	$-
Warrant liabilities - Private warrants	11,748,000	-	-	11,748,000
Total	$31,413,000	$19,665,000	$-	$11,748,000

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of June 30, 2021, is classified as Level 1 due to the use of an observable market quote in an active market.

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

There were no transfers between Levels 1, 2 or 3 during the quarter ended June 30, 2021, other than the transfer of Public warrants liabilities from Level 3 to Level 1

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our liabilities classified as Level 3:

Warrant Liability
Fair value at December 31, 2020	$-
Initial value of public and private warrant liabilities	14,793,000
Public warrants transferred to level 1	(6,900,000)
Change in fair value	3,855,000
Fair Value at June 30, 2021	$11,748,000

VIRTUOSO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements:

	At January 26, 2021 (Initial Measurement)	At June 30, 2021
Stock price	$9.59	$9.92
Strike price	$11.50	$11.50
Term (in years)	6.53	6.09
Volatility	14.7%	21.8%
Risk-free rate	0.71%	1.05%
Dividend yield	0.0%	0.0%

VIRTUOSO ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 9 – Pending Merger

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

On July 16, 2021, Wejo Group filed the preliminary S-4 with the SEC, which includes the preliminary proxy statement to be distributed to holders of the Company’s common stock in connection with the Company’s solicitation for proxies for the vote by the Company’s stockholders in connection with the proposed business combination and other matters as described in the Form S-4, as well as a prospectus of Wejo Group relating to the offer of the securities to be issued in connection with the completion of the business combination. After the Form S-4 has been declared effective by the SEC, the definitive proxy statement/prospectus will be mailed to the Company’s stockholders as of a record date to be disclosed for voting on the proposed business combination. The Business Combination is expected to close in the third quarter of 2021.

In connection with the execution of the Merger Agreement, the Company and Wejo Group entered into certain subscription agreements (the “Subscription Agreements”) with certain investors pursuant to which, Wejo Group has agreed to issue and sell to the PIPE Investors, in the aggregate, $100 million of Wejo Group Common Shares at a purchase price of $10.00 per share. On June 25, 2021, additional strategic investors (collectively with all other investors who entered into Subscription Agreements, the “PIPE Investors”) entered into Subscription Agreements purchasing an incremental $25 million of Wejo Group Common Shares on substantially the same terms as other PIPE Investors, for a total investment in Wejo Group Common Shares of $125 million (the “PIPE Investment”). The closing of the PIPE Investment is conditioned on all conditions set forth in the Merger Agreement having been satisfied or waived and other customary closing conditions, and it is expected that the Transactions will be consummated immediately following the closing of the PIPE Investment. The funds from the PIPE Investment will be used to partially satisfy the $175.0 million minimum cash condition in the Merger Agreement. Additionally, it is anticipated that the remaining $50.0 million needed to satisfy the minimum cash condition of the Merger Agreement will be from the funds to be released from the Trust Account that are not used for the redemption of the Company’s shares. The Subscription Agreements will terminate upon the earliest to occur of (i) the termination of the Merger Agreement, (ii) the mutual written agreement of the parties thereto, (iii) Wejo Group’s notification to the PIPE Investor in writing that it has abandoned its plans to move forward with the Transactions and/or terminates the PIPE Investor’s obligation’s with respect to the subscription without the delivery of shares having occurred, (iv) if conditions to the closing are not satisfied at or are not capable of being satisfied on or prior to closing and the transactions contemplated by the subscription agreement are not consummated at closing, or (v) the closing has not occurred by March 31, 2022.

Note 10 – Subsequent Events

In August 2021, the Company signed a capital markets advisory agreement with Cantor Fitzgerald & Co. pursuant to which it agreed to provide advisory services in connection with our proposed Business Combination. Under the terms of the agreement, the advisor would be entitled to a fee of $3 million, payable in cash and/or common stock, upon completion of the Business Combination.

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

For the six months ended June 30, 2021, we had a net loss of $17,711,602. We incurred $594,453 of formation and operating costs consisting mostly of general and administrative expenses. We had investment income of $31,963 on our amounts held in Trust. A portion of the offering costs associated with the IPO was charged to expense in the amount of $529,112 based on a relative fair value basis.

For the three months ended June 30, 2021, we had a net loss of $20,887,949. We incurred $423,487 of formation and operating costs consisting mostly of general and administrative expenses. We had investment income of $22,538 on our amounts held in Trust.

We classify the warrants issued in connection with our initial public offering and private placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. For the three and six months ended June 30, 2021, the change in fair value of warrants was an increase in the liability of $20,487,000 and $16,620,000, respectively.

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $0.75 million in cash and working capital of approximately $0.82 million, which would be reduced by expenses incurred working on a business combination after the balance sheet date.

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

On July 16, 2021, Wejo Group filed the preliminary S-4 with the SEC, which includes the preliminary proxy statement to be distributed to holders of the Company’s common stock in connection with the Company’s solicitation for proxies for the vote by the Company’s stockholders in connection with the proposed business combination and other matters as described in the Form S-4, as well as a prospectus of Wejo Group relating to the offer of the securities to be issued in connection with the completion of the business combination. After the Form S-4 has been declared effective by the SEC, the definitive proxy statement/prospectus will be mailed to the Company’s stockholders as of a record date to be disclosed for voting on the proposed business combination. The Business Combination is expected to close in the third quarter of 2021.

In connection with the execution of the Merger Agreement, the Company and Wejo Group entered into certain subscription agreements (the “Subscription Agreements”) with certain investors pursuant to which, Wejo Group has agreed to issue and sell to the PIPE Investors, in the aggregate, $100 million of Wejo Group Common Shares at a purchase price of $10.00 per share. On June 25, 2021, additional strategic investors (collectively with all other investors who entered into Subscription Agreements, the “PIPE Investors”) entered into Subscription Agreements purchasing an incremental $25 million of Wejo Group Common Shares on substantially the same terms as other PIPE Investors, for a total investment in Wejo Group Common Shares of $125 million (the “PIPE Investment”). The closing of the PIPE Investment is conditioned on all conditions set forth in the Merger Agreement having been satisfied or waived and other customary closing conditions, and it is expected that the Transactions will be consummated immediately following the closing of the PIPE Investment. The Subscription Agreements will terminate upon the earliest to occur of (i) the termination of the Merger Agreement, (ii) the mutual written agreement of the parties thereto, (iii) Wejo Group’s notification to the PIPE Investor in writing that it has abandoned its plans to move forward with the Transactions and/or terminates the PIPE Investor’s obligation’s with respect to the subscription without the delivery of shares having occurred, (iv) if conditions to the closing are not satisfied at or are not capable of being satisfied on or prior to closing and the transactions contemplated by the subscription agreement are not consummated at closing, or (v) the closing has not occurred by March 31, 2022.

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

We issued an aggregate of 18,100,000 warrants in connection with our initial public offering and private placement, which, as a result of the restatement described in Note 2 “Restatement of Previously Issued Financial Statements” to the condensed financial statements included herein, are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrants as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of June 30, 2021 used the observable market quote in the active market. The Company utilizes a Modified Black-Scholes model to value the Private Placement Warrants for the initial valuation and at June 30, 2021.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Support Agreement

Commencing on January 21, 2021, we have agreed to pay the Sponsor a total of $10,000 per month for office space and administrative support services. Upon completion of the Initial Business Combination or liquidation, we will cease paying these monthly fees. For the three and six months ended June 30, 2021, we have incurred and recorded $30,000 and $53,226, respectively, of administrative support expense which is accrued as payable to our Sponsor.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, due solely to the material weakness we have identified in our internal control over financial reporting described below, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. We became aware of the need to change the classification of our warrants when the SEC issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” on April 12, 2021. As a result, our principal executive officer and principal financial concluded that there was a material weakness in internal control over financial reporting as of the IPO on January 26, 2021. In light of the material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements in this Quarterly Report on Form 10-Q were prepared in accordance with U.S. generally accepted accounting principles.

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

PART II - OTHER INFORMATION

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

As a result, included on our balance sheet as of June 30, 2021 contained elsewhere in this report are derivative liabilities related to embedded features contained within our warrants. ASC 815-40 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated January 21, 2021 by and between the Company, BTIG LLC, and Moelis & Company LLC., as representatives of the several underwriters (1)
2.1	Merger Agreement (3)
3.1	Amended and Restated Certificate of Incorporation.(2)
3.2	Bylaws. (1)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A Common Stock Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement dated January 21, 2021 between Continental Stock Transfer & Trust Company and the Company. (1)
10.1	Letter Agreement, dated January 21, 2021, by and among the Company, its officers, its directors, and the Sponsor. (1)
10.2	Investment Management Trust Agreement, dated January 21, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.3	Registration Rights Agreement, dated January 21, 2021, by and between the Company, the Sponsor and certain security holders. (1)
10.4	Private Placement Warrants Purchase Agreement, dated January 21, 2021, by and between the Company and the Sponsor. (1)
10.5	Form of Indemnification Agreement (2)
10.6	Promissory Note issued to Sponsor (2)
10.7	Securities Subscription Agreement between the Company and the Sponsor. (2)
10.8	Subscription Agreement(3)
10.9	Sponsor Agreement(3)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished.

(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on December 29, 2020, as amended.

(2)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on December 29, 2020, as amended.

(3)	Incorporated by reference to the Company’s 8-K, filed with the SEC on May 28, 2021.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 17, 2021	VIRTUOSO ACQUISITION CORP.

	By:	/s/ Jeffrey D. Warshaw
Jeffrey D. Warshaw
Chief Executive Officer
(Principal Executive Officer)

Dated: August 17, 2021	By:	/s/ Michael O. Driscoll
Michael O. Driscoll
Chief Financial Officer
(Principal Financial and Accounting Officer)