Form 10-Q
period 2021-09-30
Virtuoso Acquisition Corp.
filed 2021-11-16
CIK 1822888

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 16, 2021, there were 23,000,000 shares of Class A common stock, $0.0001 par value per share, issued and outstanding, and 5,750,000 shares of Class B common stock, $0.0001 par value per share issued and outstanding.

VIRTUOSO ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

PART I. FINANCIAL STATEMENTS

VIRTUOSO ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021 (Unaudited)	December 31, 2020
Assets
Current assets:
Cash	$679,871	$4,950
Prepaid expenses	303,619	-
Deferred offering costs	-	174,584
Total current assets	$983,490	$179,534
Prepaid expenses – Non-current	85,890	-
Marketable securities held in trust account	230,034,922	-
Total assets	$231,104,302	$179,534

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$121,740	$62,500
Franchise tax payable	150,000	-
Due to related party	83,226	-
Sponsor loans	-	92,766
Total current liabilities	354,966	155,266
Warrant liabilities	20,947,000	-
Deferred underwriting fee payable	8,050,000	-
Total liabilities	29,351,966	155,266

Commitments and Contingencies
Class A Common stock subject to possible redemption, 23,000,000 and 0 shares at redemption value at September 30, 2021 and December 31, 2020, respectively	230,000,000	-

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; no shares (excluding 23,000,000 and 0 shares subject to possible redemption) issued and outstanding at September 30, 2021 and December 31, 2020, respectively	-	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	575	575
Additional paid-in capital	-	24,425
Accumulated deficit	(28,248,239)	(732)
Total stockholders’ equity (deficit)	(28,247,664)	24,268
Total liabilities and stockholders’ equity (deficit)	$231,104,302	$179,534

The accompanying notes are an integral part of the unaudited condensed financial statements.

VIRTUOSO ACQUISITION CORP.

 CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30, 2021	NINE MONTHS ENDED SEPTEMBER 30, 2021	FOR THE PERIOD FROM AUGUST 25, 2020 (INCEPTION) TO SEPTEMBER 30, 2020
Formation and operating costs	$255,906	$850,359	$683
Loss from operations	(255,906)	(850,359)	(683)

Other income/(expense):
Interest earned on marketable securities held in trust account	2,959	34,922	-
Offering expenses related to warrant issuance	-	(529,112)	-
Change in fair value of warrant liabilities	10,466,000	(6,154,000)	-
Total other income (expense)	10,468,959	(6,648,190)	-

Net income (loss)	$10,213,053	$(7,498,549)	$(683)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	23,000,000	20,893,773	-
Basic and diluted net income per share, Class A common stock	$0.36	$(0.28)	$-
Basic and diluted weighted average shares outstanding, Class B common stock	5,750,000	5,750,000	3,450,000
Basic and diluted net income (loss) per share, Class B common stock	$0.36	$(0.28)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

VIRTUOSO ACQUISITION CORP.

 CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

 FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

AND FOR THE PERIOD FROM AUGUST 25, 2020 (INCEPTION) TO SEPTEMBER 30, 2020

 (UNAUDITED)

	Common Stock				Additional		Total Stockholders’
	Class A		Class B		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2020	-	$-	5,750,000	$575	$24,425	$(732)	$24,268
Excess of cash received over initial fair value of private warrants	-	-	-	-	1,122,000	-	1,122,000
Accretion of Class A common stock subject to possible redemption	-	-	-	-	(1,146,425)	(20,748,958)	(21,895,383)
Net income	-	-	-	-	-	3,176,347	3,176,347
Balance as of March 31, 2021 (As Restated-See Note 2)	-	$-	5,750,000	$575	$-	$(17,573,343)	$(17,572,768)
Net loss	-	-	-	-	-	(20,887,949)	(20,887,949)
Balance as of June 30, 2021 (As Restated-See Note 2)	-	$-	5,750,000	$575	$-	$(38,461,292)	$(38,460,717)
Net income	-	-	-	-	-	10,213,053	10,213,053
Balance as of September 30, 2021	-	$-	5,750,000	$575	$-	$(28,248,239)	$(28,247,664)

VIRTUOSO ACQUISITION CORP.

 CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

 FOR THE PERIOD FROM AUGUST 25, 2020 (INCEPTION) TO SEPTEMBER 30, 2020

 (UNAUDITED)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of August 25, 2020 (Inception)	-	$-	-	$-	$-	$-	$-
Class B common stock issued to Sponsor	-	-	3,450,000	345	24,655	-	25,000
Net Loss						(683)	(683)
Balance as of September 30, 2020	-	$-	3,450,000	$345	$24,655	$(683)	$24,317

The accompanying notes are an integral part of the unaudited condensed financial statements.

VIRTUOSO ACQUISITION CORP.

 CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

AND FOR THE PERIOD FROM AUGUST 25, 2020 (INCEPTION) TO SEPTEMBER 30, 2020

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30, 2021	FOR THE PERIOD FROM AUGUST 25, 2020 (INCEPTION) TO SEPTEMBER 30, 2020
Cash Flows from Operating Activities:
Net loss	$(7,498,549)	$(683)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on trust account	(34,922)	-
Change in fair value of warrant liabilities	6,154,000	-
Offering costs allocated to warrants	529,112	-
Changes in current assets and current liabilities:
Prepaid expenses	(389,509)	-
Franchise tax payable	150,000	-
Due to related party	83,226	-
Accounts payable and accrued expenses	121,740	(683)
Net cash used in operating activities	(884,902)	-

Cash Flows from Investing Activities:
Investment of cash into trust account	(230,000,000)	-
Net cash used in investing activities	(230,000,000)	-

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ discount	225,400,000	-
Proceeds from issuance of Private Placement Warrants	6,600,000	-
Repayment of promissory note to related party	(92,766)	-
Payments of offering costs	(347,411)	-
Net cash provided by financing activities	231,559,823	-

Net Change in Cash	674,921	-
Cash - Beginning	4,950	-
Cash - Ending	$679,871	$-

Supplemental Disclosure of Non-cash Financing Activities:
Initial value of Class A common stock subject to possible redemption	$230,000,000	$-
Initial value of warrant liabilities	$14,793,000	$-
Deferred underwriters’ discount payable charged to additional paid-in capital	$8,050,000	$-
Deferred offering costs paid by Sponsor	$-	$17,500
Deferred offering costs paid by Sponsor in exchange for issuance of Class B common stock	$-	$25,000
Deferred offering costs in accrued expenses	$-	$25,000

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

As of September 30, 2021, the Company had not yet commenced any operations. All activity through September 30, 2021, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below, and the search for a business combination target. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and gains or losses on the change in fair value of warrant liabilities.

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

Going Concern Consideration

As of September 30, 2021, the Company had approximately $0.68 million in cash and working capital of approximately $0.63 million, which would be reduced by expenses incurred working on a business combination after the balance sheet date.

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

Note 2 - Restatement of Previously Issued Financial Statements

In the Company’s previously issued financial statements, a portion of the public shares were classified as permanent equity to maintain stockholders’ equity greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Thus, the Company can only complete a merger and continue to exist as a public company if there is sufficient public shares that do not redeem at the merger and so the Company believed it was appropriate to classify the portion of its public shares required to keep its stockholders’ equity above the $5,000,000 threshold as "shares not subject to redemption."

However, in light of recent comment letters issued by the U.S. Securities and Exchange Commission (“SEC”) to several special purpose acquisition companies, management re-evaluated the Company’s application of ASC 480-10-S99 to its accounting classification of public shares. Upon re-evaluation, management determined that the public shares include certain provisions that require classification of the public shares as temporary equity regardless of the minimum net tangible asset required by the Company to complete its initial business combination.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impacts were material to any previously presented financial statements. Therefore, the Company, in consultation with its audit committee, concluded that its previously issued financial statements impacted should be restated to report all public shares as temporary equity. As such the Company is restating those periods in this quarterly report on the Form 10-Q (the “Quarterly Report”).

Impact of the Restatement

The impacts to the balance sheet as of January 26, 2021, the balance sheets as of March 31, 2021 and June 30, 2021, the statements of operations for the three months ended March 31 2021 and the three and six months ended June 30, 2021, the statements of changes in stockholders’ equity for the three months ended March 31, 2021 and for the three months ended June 30, 2021, and the Statements of Cash Flows for the three months ended March 31, 2021 and the six months ended June 30, 2021 is presented below:

	As Previously	Restatement
	Reported	Adjustment	As Restated

Balance Sheet as of January 26, 2021 (as revised in Footnote 2 to the Financial Statements included in the Company’s quarterly report on Form 10-Q for the quarterly period ended on March 31, 2021 and filed with the SEC on June 3, 2021 (“2021 Q1 Financials”))
Class A common stock, $0.0001 par value; stock subject to possible redemption at redemption value	$203,745,030	$26,254,970	$230,000,000
Stockholders’ equity (deficit):
Class A common stock - $0.0001 par value	263	(263)	-
Additional paid-in capital	5,550,750	(5,550,750)	-
Retained Earnings (Accumulated Deficit)	(551,585)	(20,703,957)	(21,255,542)
Total stockholders’ equity (deficit)	$5,000,003	$(26,254,970)	$(21,254,967)
Shares subject to possible redemption	20,374,503	2,625,497	23,000,000
Shares of Class A common stock issued and outstanding	2,625,497	(2,625,497)	-
Balance Sheet as of March 31, 2021 (per 2021 Q1 Financials)

Class A common stock, $0.0001 par value; stock subject to possible redemption at redemption value	$207,427,230	$22,572,770	$230,000,000
Stockholders’ equity (deficit):
Class A common stock - $0.0001 par value	226	(226)	-
Additional paid-in capital	1,823,586	(1,823,586)	-
Retained Earnings (Accumulated Deficit)	3,175,615	(20,748,958)	(17,573,343)
Total stockholders’ equity (deficit)	$5,000,002	$(22,572,770)	$(17,572,768)
Shares subject to possible redemption	20,742,723	2,257,277	23,000,000
Shares of Class A common stock issued and outstanding	2,257,277	(2,257,277)	-
Balance Sheet as of June 30, 2021 (per 2021 Q1 Financials included in the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2021 and filed with the SEC on August 17, 2021 (“2021 Q2 Financials”)

Class A common stock, $0.0001 par value; stock subject to possible redemption at redemption value	$186,539,280	$43,460,720	$230,000,000
Stockholders’ equity (deficit)
Class A common stock - $0.0001 par value	435	(435)	-
Additional paid-in-capital	22,711,327	(22,711,327)	-
Retained Earnings (Accumulated Deficit)	(17,712,334)	(20,748,958)	(38,461,292)
Total stockholders’ equity (deficit)	$5,000,003	$(43,460,720)	$(38,460,717)
Shares subject to possible redemption	18,653,928	4,346,072	23,000,000
Shares of Class A common stock issued and outstanding	4,346,072	(4,346,071)	-

Statement of Operations for the three months ended March 31, 2021 (per 2021 Q1 Financials)

Weighted average shares outstanding, Class A common stock subject to possible redemption	20,374,503	(3,763,392)	16,611,111
Basic and diluted net income per share, Class A common stock subject to possible redemption	$-	$0.14	$0.14
Weighted average shares outstanding, non-redeemable common stock	7,518,415	(1,768,415)	5,750,000
Basic and diluted net income per share, non-redeemable common stock	$0.42	$(0.28)	$0.14

Statement of Operations for the three months ended June 30, 2021 (per 2021 Q2 Financials)

Weighted average shares outstanding, Class A common stock subject to possible redemption	20,742,723	2,257,277	23,000,000
Basic and diluted net loss per share, Class A common stock subject to possible redemption	$-	$(0.73)	$(0.73)
Weighted average shares outstanding, non-redeemable common stock	8,007,277	(2,257,277)	5,750,000
Basic and diluted net loss per share, non-redeemable common stock	$(2.61)	$1.88	$(0.73)

Statement of Operations for the six months ended June 30, 2021 (per 2021 Q2 Financials)

Weighted average shares outstanding, Class A common stock subject to possible redemption	17,745,472	2,077,732	19,823,204
Basic and diluted net loss per share, Class A common stock subject to possible redemption	$-	$(0.69)	$(0.69)
Weighted average shares outstanding, non-redeemable common stock	7,827,732	(2,077,732)	5,750,000
Basic and diluted net loss per share, non-redeemable common stock	$(2.26)	$1.57	$(0.69)

Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2021 (per 2021 Q1 Financials)

Sale of Units in Initial Public Offering, less fair value of public warrants, net of offering expenses, plus excess of cash received over initial fair value of private warrants	$209,226,617	$(209,226,617)	$-
Class A common stock subject to possible redemption	(207,427,230)	207,427,230	-
Excess of cash received over initial fair value of private warrants	-	1,122,000	1,122,000
Accretion of Class A common stock subject to possible redemption	$-	(21,895,383)	$(21,895,383)

Statement of Changes in Stockholders’ Equity for the three months ended June 30, 2021 (per 2021 Q2 Financials)

Class A common stock subject to possible redemption	$20,887,950	$(20,887,950)	$-

Statement of Cash Flows for the three months ended March 31, 2021 (per 2021 Q1 Financials)

Supplemental Disclosure of Non-cash Financing Activities:
Initial value of Class A common stock subject to possible redemption	$203,745,030	$26,254,970	$230,000,000
Change in value of Class A common stock subject to possible redemption	3,682,200	(3,682,200)	-

Statement of Cash Flows for the six months ended June 30, 2021 (per 2021 Q2 Financials)

Supplemental Disclosure of Non-cash Financing Activities:
Initial value of Class A common stock subject to possible redemption	$203,745,030	$26,254,970	$230,000,000
Change in value of Class A common stock subject to possible redemption	(17,205,750)	17,205,750	-

Note 3 – Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on January 26, 2021, as well as the Company’s Current Reports on Form 8-K. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2021 and December 31, 2020, the Company had no cash equivalents.

Marketable Securities Held in Trust Account

At September 30, 2021, the Trust Account had $230,034,922 held in money market funds that invest in U.S. government securities and generally have a readily determinable fair value. The Company’s investments in money market funds are presented on the unaudited condensed balance sheet at fair value at the end of each reporting period Gains and losses resulting from the change in fair value of these money market funds is included in income from marketable securities held in the Trust Account in the accompanying unaudited condensed statement of operations. At September 30, 2021, the carrying value and fair value were the same.

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

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “interest income” line item in the statements of operations. Interest income is recognized when earned. The Company held no U.S Treasury Securities at September 30, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2021, the Company has not experienced losses on this account.

Common Stock Subject to Possible Redemption

All of the Class A common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, all shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net loss per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company has two classes of shares, Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The Company’s condensed statement of operations applies the two-class method in calculating net income per share. Basic and diluted net income per common share for Class A common stock and Class B common stock is calculated by dividing net income attributable to the Company by the weighted average number of shares of Class A common stock and Class B common stock outstanding, allocated proportionally to each class of common stock.

The Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the period presented.

Reconciliation of Net Income (Loss) per Common Share

The Company’s net income (loss) is adjusted for the portion of net income (loss) that is allocable to each class of common stock. The allocable net income is calculated by multiplying net income by the ratio of weighted average number of shares outstanding attributable to Class A and Class B common stock to the total weighted average number of shares outstanding for the period. Accordingly, basic and diluted income per common share is calculated as follows:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	The Period from August 25, 2020 (inception) to September 30, 2020
Class A Common Stock
Allocation of net income (loss) to Class A common stock subject to possible redemption	$8,170,422	$(5,880,285)	$-
Basic and diluted weighted average shares outstanding, Class A common stock	23,000,000	20,893,773	-
Basic and diluted net income (loss) per share	$0.36	$(0.28)	$-
Class B Common Stock
Allocation of net income (loss) to Class B common stock	$2,042,611	$(1,618,264)	$(683)
Basic and diluted weighted average shares outstanding, Class B common stock	5,750,000	5,750,000	3,450,000
Basic and diluted net income (loss) per share	$0.36	$(0.28)	$(0.00)

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

The Company accounts for its 18,100,000 common stock warrants issued in connection with its Initial Public Offering (11,500,000) and Private Placement (6,600,000) as warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of September 30, 2021 used the observable market quote in the active market. The Company utilizes a Modified Black-Scholes model to value the Private Placement Warrants for the initial valuation and at September 30, 2021.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Standards

In August 2020, the FASB issued the Accounting Standards Update (“ASU”) 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 4 - Initial Public Offering

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

Note 5 - Private Placement Warrants

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

Note 6 - Related Party Transactions

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

Promissory Note - Related Party

On September 2, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and due on the earlier of (a) March 31, 2021 or (b) the closing of the IPO. The loan was repaid in full at the IPO on January 26, 2021. As of September 30, 2021 and December 31, 2020, the balance in the promissory was $0 and $92,766, respectively.

Administrative Support Agreement

Commencing on January 21, 2021, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space and administrative support services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2021, the Company had incurred and recorded $30,000 and $83,226, respectively, of administrative support expense, which is accrued as payable to the Sponsor.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020, no working capital loans have been issued.

Note 7 - Commitments & Contingencies

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

Underwriters Agreement

On January 26, 2021, the Company paid a fixed underwriting discount of $0.20 per Unit, or $4,600,000 in the aggregate. Additionally, a deferred underwriting discount of $0.35 per Unit, or $8,050,000 in the aggregate, will be payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement. As of September 30, 2021, $8,050,000 was accrued as a liability for this agreement.

Note 8 - Stockholder’s Equity

Preferred Stock - The Company is authorized to issue a total of 1,000,000 shares of preferred stock at par value of $0.0001 each. At September 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 each. At September 30, 2021 and December 31, 2020, there were no shares issued and outstanding (excluding 23,000,000 and 0 shares subject to possible redemption), respectively.

Class B Common Stock - The Company is authorized to issue a total of 10,000,000 shares of Class B common stock at par value of $0.0001 each. At September 30, 2021 and December 31, 2020, there were 5,750,000 shares of Class B common stock issued or outstanding.

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

Note 9 - Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted	Significant	Significant
		Prices In	Other	Other
		Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Description
Warrant liabilities - Public warrants	$13,225,000	$13,225,000	$-	$-
Warrant liabilities - Private warrants	7,722,000	-	-	7,722,000
Total	$20,947,000	$13,225,000	$-	7,722,000

The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The Public Warrants transferred to Level 1 when they began trading separately on March 15, 2021. The subsequent measurement of the Public Warrants as of September 30, 2021, is classified as Level 1 due to the use of an observable market quote in an active market.

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

There were no transfers between Levels 1, 2 or 3 during the nine months ended September 30, 2021, other than the transfer of Public warrants liabilities from Level 3 to Level 1

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our liabilities classified as Level 3:

Warrant
Liability
Fair value at December 31, 2020	$-
Initial value of public and private warrant liabilities	14,793,000
Public warrants transferred to level 1	(6,900,000)
Change in fair value of private warrant liabilities	3,855,000
Fair Value at June 30, 2021	$11,748,000
Change in fair value of private warrant liabilities	(4,026,000)
Fair Value at September 30, 2021	$7,722,000

The following table provides quantitative information regarding Level 3 fair value measurements:

	At
	January 26,
	2021 (Initial	At September 30,
	Measurement)	2021
Stock price	$9.59	$9.91
Strike price	$11.50	$11.50
Term (in years)	6.53	5.84
Volatility	14.7%	15.83%
Risk-free rate	0.71%	1.12%
Dividend yield	0.0%	0.0%

Note 10 – Pending Merger

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

Consummation of the Business Combination is subject to customary conditions, representations, warranties and covenants in the Merger Agreement, including, among others, approval by our stockholders, the effectiveness of a registration statement to be filed with the SEC in connection with the Business Combination, and other customary closing conditions, including the receipt of certain regulatory approvals.

On July 16, 2021, Wejo Group filed the registration on Form S-4 with the SEC, which includes the preliminary proxy statement to be distributed to holders of the Company’s common stock in connection with the Company’s solicitation for proxies for the vote by the Company’s stockholders in connection with the proposed business combination and other matters as described in the registration statement on Form S-4, as well as a prospectus of Wejo Group relating to the offer of the securities to be issued in connection with the completion of the business combination. After the Form S-4 has been declared effective by the SEC, the definitive proxy statement/prospectus will be mailed to the Company’s stockholders as of a record date to be disclosed for voting on the proposed business combination. The Business Combination is expected to close in the fourth quarter of 2021.

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

On October 22, 2021, the SEC declared Wejo Group’s registration statement on Form S-4 effective and the Company filed its definitive proxy statement/prospectus relating to the Business Combination. See Note 11 for additional information.

We have received four demand letters from putative stockholders of Virtuoso dated August 6, 2021, October 29, 2021, November 3, 2021, and November 4, 2021 (together, the “Demands”) generally alleging that the proxy statement/prospectus forming part of the registration statement on Form S-4 that Wejo Group filed with the SEC on July 16, 2021, as amended on October 22, 2021, omits material information with respect to our proposed business combination with Wejo. The Demands seek the issuance of corrective disclosures in an amendment or supplement to the proxy statement/prospectus. We additionally received an unfiled complaint from one of the putative stockholders, which was enclosed with the demand letter dated October 29, 2021 (the “Draft Complaint”). The Draft Complaint generally alleges that the proxy statement/prospectus is materially incomplete and misleading, and asserts claims under Sections 14(a) and 20(a) of the Exchange Act against the Company and the Company’s Board of Directors. The Draft Complaint seeks, among other things, an order enjoining the proposed business combination, damages, and an award of attorneys’ fees (see Note 11).

Note 11 – Subsequent Events

On October 22, 2021, the SEC declared effective Wejo Group’s registration on Form S-4. The Company filed its definitive proxy statement/prospectus providing for a meeting on November 16, 2021 on which the shareholders of record as of October 14, 2021 will consider and vote upon (i) the approval of the Business Combination, including the adoption of the Merger Agreement, the issuance of the Virtuoso Class C Common Stock and the other transactions contemplated by the Merger Agreement and related agreements described in definitive proxy statement/prospectus, (ii) the adoption of the Second Amended and Restated Certificate of Incorporation in the form attached as Annex B of the definitive proxy statement/prospectus; and (iii) on a non-binding advisory basis, certain governance provisions of the Wejo Group Bye-laws. The Business Combination is expected to close on or about November 18, 2021.

On November 10, 2021, each of Apollo A-N Credit Fund (Delaware), L.P., Apollo Atlas Master Fund, LLC, Apollo Credit Strategies Master Fund Ltd., Apollo PPF Credit Strategies, LLC and Apollo SPAC Fund I, L.P. (each a “Seller”) entered into an agreement, on a several and not joint basis, with Wejo Group (the “Forward Purchase Agreement”) for an OTC Equity Prepaid Forward Transaction (the “Forward Purchase Transaction”). Each Seller intends, but is not obligated, to purchase shares of our Class A common stock (the “VOSO Shares”) from holders of VOSO Shares, including holders (other than the Company or affiliates of the Company) who have redeemed VOSO Shares or indicated an interest in redeeming VOSO Shares pursuant to the redemption rights set forth in Company’s Certificate of Incorporation in connection with the Business Combination (such redeemed or redeeming holders, the “Redeeming Holders”). Pursuant to the terms of the Forward Purchase Agreement, each Seller has agreed to waive any redemption rights with respect to any such VOSO Shares purchased from the Redeeming Holders in connection with the Business Combination.

Subject to certain termination provisions, the Forward Purchase Agreement provides that on the 2-year anniversary of the effective date of the Forward Purchase Transaction (the “Maturity Date”), each Seller will sell to Wejo the number of shares purchased by such Seller (up to a maximum of 7,500,000 shares across all Sellers) of VOSO Shares (or any shares received in a share-for-share exchange pursuant to the Business Combination) (the “FPA Shares”) at a price equal to the per share redemption price of VOSO Shares calculated pursuant to Section 9.2 of Virtuoso’s Certificate of Incorporation (the “Forward Price”). In consideration for such sale, one business day following the closing of the Business Combination, such Seller will be paid an amount equal to the Forward Price multiplied by the number of FPA Shares underlying the Transaction between such Seller and Wejo (the “Prepayment Amount”).

At any time, and from time to time, after the closing of the Business Combination, each Seller may sell FPA Shares at its sole discretion in one or more transactions, publicly or privately and, in connection with such sales, terminate the Forward Purchase Transaction in whole or in part in an amount corresponding to the number of FPA Shares sold (the “Terminated Shares”) with notice required to Wejo Group within one business day following any such sale. On the settlement date of any such early termination, such Seller will pay to Wejo Group a pro rata portion of the Prepayment Amount representing the Forward Price for the Terminated Shares. At the Maturity Date, each Seller will transfer any remaining FPA Shares to Wejo Group in satisfaction of its obligations under the Forward Purchase Agreement.

Wejo Group may deliver a written notice to each Seller requesting partial settlement of the transaction subject to there being a remaining percentage of the FPA Shares (the “Excess Shares”) that has not become Terminated Shares within a six month or one year period. The amount paid in such early settlement to Wejo Group is equal to the lesser of (i) the number of such Excess Shares sold in the early settlement multiplied by the Forward Price and (ii) the net sale proceeds received by such Seller for such Excess Shares sold in the early settlement. In certain circumstances, Wejo Group may also request that each Seller transfers such Excess Shares to a designee of Wejo Group rather than selling such shares in the market.

Also on November 10, 2021, the Company and Wejo Group entered into one additional subscription agreement (“Additional Subscription Agreement”) with an investor (“Additional Investor”), pursuant to which the Company and Wejo Group agreed to sell to the Additional Investor an additional aggregate amount of $3.5 million of Company Common Shares at a purchase price of $10.00 per share. The Additional Subscription Agreement has substantially the same terms as the previously announced Subscription Agreements. With the Additional Subscription Agreement, the PIPE Investment is now 128.5 million.

We have received four demand letters from putative stockholders of Virtuoso dated August 6, 2021, October 29, 2021, November 3, 2021, and November 4, 2021 (together, the “Demands”) generally alleging that the proxy statement/prospectus forming part of the registration statement on Form S-4 that Wejo Group filed with the SEC on July 16, 2021, as amended on October 22, 2021, omits material information with respect to our proposed business combination with Wejo. The Demands seek the issuance of corrective disclosures in an amendment or supplement to the proxy statement/prospectus. We additionally received an unfiled complaint from one of the putative stockholders, which was enclosed with the demand letter dated October 29, 2021 (the “Draft Complaint”). The Draft Complaint generally alleges that the proxy statement/prospectus is materially incomplete and misleading, and asserts claims under Sections 14(a) and 20(a) of the Exchange Act against the Company and the Company’s Board of Directors. The Draft Complaint seeks, among other things, an order enjoining the proposed business combination, damages, and an award of attorneys’ fees.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements other than those provided above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for our initial public offering and identifying a target company for our initial business combination. We do not expect to generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held in the trust account and gains and losses on change in fair value of warrant liabilities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the nine months ended September 30, 2021, we had a net loss of $7,498,549. We incurred $850,359 of formation and operating costs consisting mostly of general and administrative expenses. We had investment income of $34,922 on our amounts held in Trust. A portion of the offering costs associated with the IPO was charged to expense in the amount of $529,112 based on a relative fair value basis.

For the three months ended September 30, 2021, we had a net income of $10,213,053. We incurred $255,906 of formation and operating costs consisting mostly of general and administrative expenses. We had investment income of $2,959 on our amounts held in Trust.

We classify the warrants issued in connection with our initial public offering and private placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. For the three and nine months ended September 30, 2021, the change in fair value of warrants was an increase in the liability of $10,466,000 and a decrease in the liability of $6,154,000, respectively.

For the period from August 25, 2020 (inception) through September 30, 2020, we had a net loss of $683 from our formation costs incurred.

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $0.68 million in cash and working capital of approximately $0.63 million, which would be reduced by expenses incurred working on a business combination after the balance sheet date.

For the nine months ended September 30, 2021, we had a net increase in cash of approximately $0.7 million, comprised of cash provided by financing activities of approximately $231.6 million, offset by cash used in investing activities of approximately $230.0 million and cash used in operating activities of approximately $0.9 million. For the period from August 25, 2020 (inception) through September 30, 2020, we had no cash flows, only accrued offering costs and expenses and offering costs paid by our Sponsor.

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

On July 16, 2021, Wejo Group filed the registration statement on Form S-4 with the SEC, which includes the preliminary proxy statement to be distributed to holders of the Company’s common stock in connection with the Company’s solicitation for proxies for the vote by the Company’s stockholders in connection with the proposed business combination and other matters as described in the Form S-4, as well as a prospectus of Wejo Group relating to the offer of the securities to be issued in connection with the completion of the business combination. On October 22, 2021, the registration statement on Form S-4 was declared effective by the SEC. On the same day, the Company filed its definitive proxy statement/prospectus providing for a meeting on November 16, 2021 on which the shareholders of record as of October 14, 2021 will consider and vote upon (i) the approval of the Business Combination, including the adoption of the Merger Agreement, the issuance of the Virtuoso Class C Common Stock and the other transactions contemplated by the Merger Agreement and related agreements described in definitive proxy statement/prospectus, (ii) the adoption of the Second Amended and Restated Certificate of Incorporation in the form attached as Annex B of the definitive proxy statement/prospectus; and (iii) on a non-binding advisory basis, certain governance provisions of the Wejo Group Bye-laws. The Business Combination is expected to close on or about November 18, 2021.

In connection with the execution of the Merger Agreement, the Company and Wejo Group entered into certain subscription agreements (the “Subscription Agreements”) with certain investors pursuant to which, Wejo Group has agreed to issue and sell to the PIPE Investors, in the aggregate, $100 million of Wejo Group Common Shares at a purchase price of $10.00 per share. On June 25, 2021 and on November 10, 2021, additional strategic investors and an investor, respectively, (collectively with all other investors who entered into Subscription Agreements, the “PIPE Investors”) entered into Subscription Agreements purchasing an incremental $25 million and $3.5 million, respectively, of Wejo Group Common Shares on substantially the same terms as other PIPE Investors, for a total investment in Wejo Group Common Shares of $128.5 million (the “PIPE Investment”). The closing of the PIPE Investment is conditioned on all conditions set forth in the Merger Agreement having been satisfied or waived and other customary closing conditions, and it is expected that the Transactions will be consummated immediately following the closing of the PIPE Investment. The Subscription Agreements will terminate upon the earliest to occur of (i) the termination of the Merger Agreement, (ii) the mutual written agreement of the parties thereto, (iii) Wejo Group’s notification to the PIPE Investor in writing that it has abandoned its plans to move forward with the Transactions and/or terminates the PIPE Investor’s obligation’s with respect to the subscription without the delivery of shares having occurred, (iv) if conditions to the closing are not satisfied at or are not capable of being satisfied on or prior to closing and the transactions contemplated by the subscription agreement are not consummated at closing, or (v) the closing has not occurred by March 31, 2022.

On November 10, 2021, each of Apollo A-N Credit Fund (Delaware), L.P., Apollo Atlas Master Fund, LLC, Apollo Credit Strategies Master Fund Ltd., Apollo PPF Credit Strategies, LLC and Apollo SPAC Fund I, L.P. (each a “Seller”) entered into an agreement, on a several and not joint basis, with Wejo Group (the “Forward Purchase Agreement”) for an OTC Equity Prepaid Forward Transaction (the “Forward Purchase Transaction”). Each Seller intends, but is not obligated, to purchase shares of our Class A common stock (the “VOSO Shares”) from holders of VOSO Shares, including holders (other than the Company or affiliates of the Company) who have redeemed VOSO Shares or indicated an interest in redeeming VOSO Shares pursuant to the redemption rights set forth in Company’s Certificate of Incorporation in connection with the Business Combination (such redeemed or redeeming holders, the “Redeeming Holders”). Pursuant to the terms of the Forward Purchase Agreement, each Seller has agreed to waive any redemption rights with respect to any such VOSO Shares purchased from the Redeeming Holders in connection with the Business Combination.

Subject to certain termination provisions, the Forward Purchase Agreement provides that on the 2-year anniversary of the effective date of the Forward Purchase Transaction (the “Maturity Date”), each Seller will sell to Wejo the number of shares purchased by such Seller (up to a maximum of 7,500,000 shares across all Sellers) of VOSO Shares (or any shares received in a share-for-share exchange pursuant to the Business Combination) (the “FPA Shares”) at a price equal to the per share redemption price of VOSO Shares calculated pursuant to Section 9.2 of Virtuoso’s Certificate of Incorporation (the “Forward Price”). In consideration for such sale, one business day following the closing of the Business Combination, such Seller will be paid an amount equal to the Forward Price multiplied by the number of FPA Shares underlying the Transaction between such Seller and Wejo (the “Prepayment Amount”).

At any time, and from time to time, after the closing of the Business Combination, each Seller may sell FPA Shares at its sole discretion in one or more transactions, publicly or privately and, in connection with such sales, terminate the Forward Purchase Transaction in whole or in part in an amount corresponding to the number of FPA Shares sold (the “Terminated Shares”) with notice required to Wejo Group within one business day following any such sale. On the settlement date of any such early termination, such Seller will pay to Wejo Group a pro rata portion of the Prepayment Amount representing the Forward Price for the Terminated Shares. At the Maturity Date, each Seller will transfer any remaining FPA Shares to Wejo Group in satisfaction of its obligations under the Forward Purchase Agreement.

Wejo Group may deliver a written notice to each Seller requesting partial settlement of the transaction subject to there being a remaining percentage of the FPA Shares (the “Excess Shares”) that has not become Terminated Shares within a six month or one year period. The amount paid in such early settlement to Wejo Group is equal to the lesser of (i) the number of such Excess Shares sold in the early settlement multiplied by the Forward Price and (ii) the net sale proceeds received by such Seller for such Excess Shares sold in the early settlement. In certain circumstances, Wejo Group may also request that each Seller transfers such Excess Shares to a designee of Wejo Group rather than selling such shares in the market.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Except as set forth below, there have been no significant changes in our critical accounting policies as discussed in the final prospectus filed by us with the SEC on January 26, 2021.

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

We issued an aggregate of 18,100,000 warrants in connection with our initial public offering and private placement, which, as a result of the restatement described in Note 2 “Restatement of Previously Issued Financial Statements” to the condensed financial statements included herein, are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrants as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The Company utilized a Monte Carlo simulation model for the initial valuation of the Public Warrants. The subsequent measurement of the Public Warrants as of September 30, 2021 used the observable market quote in the active market. The Company utilizes a Modified Black-Scholes model to value the Private Placement Warrants for the initial valuation and at September 30, 2021.

Common Stock Subject to Possible Redemption

All of the Class A common stock sold as part of the Units in our Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the our second amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, at September 30, 2021 and December 31, 2020, all shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets, respectively.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Income Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net loss per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company has two classes of shares, Class A Common Stock and Class B Common Stock. Earnings and losses are shared pro rata between the two classes of shares. The Company’s condensed statement of operations applies the two-class method in calculating net income per share. Basic and diluted net income per common share for Class A common stock and Class B common stock is calculated by dividing net income attributable to the Company by the weighted average number of shares of Class A common stock and Class B common stock outstanding, allocated proportionally to each class of common stock.

The Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the period presented.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Support Agreement

Commencing on January 21, 2021, we have agreed to pay the Sponsor a total of $10,000 per month for office space and administrative support services. Upon completion of the Initial Business Combination or liquidation, we will cease paying these monthly fees. For the three and nine months ended September 30, 2021, we have incurred and recorded $30,000 and $83,226, respectively, of administrative support expense which is accrued as payable to our Sponsor.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021-. Controls and Procedures included in our Quarterly Report on Form 10-Q as filed with the SEC on June 3, 2021, and due to the restatements of our January 26, 2021, March 31, 2021, and June 30, 2021 financial statements (the "restatements") regarding the classification of redeemable Class A Shares, as described below, which combined, constitutes a material weakness in our internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Regarding the restatements to the March 31, 2021, and June 30, 2021 quarterly financial statements included in the Company's Form 10-Qs, as filed with the SEC on June 3, 2021 and August 17, 2021, respectively, as well as the Company's balance sheet included on the Company's Form 8-K, as filed with the SEC on February 1, 2021, and restated on the Form 10-Q filed with the SEC on June 3, 2021, certain redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Class A common stock subject to possible redemption in permanent equity. The Company restated its financial statements to classify all Class A common stock as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

It is noted that the non-cash adjustments to the financial statement do not impact the amounts previously reported for our cash and cash equivalents or total assets. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended on September 30, 2021 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We have received four demand letters from putative stockholders of Virtuoso dated August 6, 2021, October 29, 2021, November 3, 2021, and November 4, 2021 (together, the “Demands”) generally alleging that the proxy statement/prospectus forming part of the registration statement on Form S-4 that Wejo Group filed with the SEC on July 16, 2021, as amended on October 22, 2021, omits material information with respect to our proposed business combination with Wejo. The Demands seek the issuance of corrective disclosures in an amendment or supplement to the proxy statement/prospectus. We additionally received an unfiled complaint from one of the putative stockholders, which was enclosed with the demand letter dated October 29, 2021 (the “Draft Complaint”). The Draft Complaint generally alleges that the proxy statement/prospectus is materially incomplete and misleading, and asserts claims under Sections 14(a) and 20(a) of the Exchange Act against the Company and the Company’s Board of Directors. The Draft Complaint seeks, among other things, an order enjoining the proposed business combination, damages, and an award of attorneys’ fees

ITEM 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk. Our potential investors should consider carefully all of the risks described below, together with the other information contained in this Quarterly Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and our investors could lose all or part of their investments. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. For additional risk factors not presently known to us or that we currently deem immaterial or that may also impair our business or results of operations, please see our final prospectus dated January 21, 2021 filed with the SEC and in our quarterly report on Form 10-Qs dated June 3, 2021 and August 17, 2021.

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

Dated: November 16, 2021	VIRTUOSO ACQUISITION CORP.

	By:	/s/ Jeffrey D. Warshaw
Jeffrey D. Warshaw
Chief Executive Officer
(Principal Executive Officer)

Dated: November 16, 2021	By:	/s/ Michael O. Driscoll
Michael O. Driscoll
Chief Financial Officer
(Principal Financial and Accounting Officer)